Form 10-K
period 2025-12-31
Wells Fargo Commercial Mortgage Trust 2024-C63
filed 2026-03-18
CIK 2029929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the general master servicer of the mortgage loans (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Bridge Point Rancho Cucamonga Mortgage Loan, the St. Johns Town Center Mortgage Loan, the Arizona Grand Resort and Spa Mortgage Loan, the Dallas Market Center Mortgage Loan and the 900 North Michigan Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the general master servicer of the mortgage loans (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Bridge Point Rancho Cucamonga Mortgage Loan, the St. Johns Town Center Mortgage Loan, the Arizona Grand Resort and Spa Mortgage Loan, the Dallas Market Center Mortgage Loan and the 900 North Michigan Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each general master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the NCB master servicer) and each primary servicer of the Dallas Market Center Mortgage Loan, the Bridge Point Rancho Cucamonga Mortgage Loan, the St. Johns Town Center Mortgage Loan, the Arizona Grand Resort and Spa Mortgage Loan and the 900 North Michigan Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

33.3         National Cooperative Bank, N.A., as NCB Master Servicer

33.4         Argentic Services Company LP, as General Special Servicer

33.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.3)

33.6         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.7         Computershare Trust Company, National Association, as Custodian

33.8         Deutsche Bank National Trust Company, as NCB Co-Trustee (Omitted. See Explanatory Notes.)

33.9         Park Bridge Lender Services LLC, as Operating Advisor

33.10       CoreLogic Solutions, LLC, as Servicing Function Participant

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12       Trimont LLC, as Primary Servicer of the Grapevine Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13       Argentic Services Company LP, as Special Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)

33.14       Computershare Trust Company, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Computershare Trust Company, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.9)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.10)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.19       Trimont LLC, as Primary Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.20       Argentic Services Company LP, as Special Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 33.4)

33.21       Computershare Trust Company, National Association, as Trustee of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Computershare Trust Company, National Association, as Custodian of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 33.7)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 33.9)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 33.10)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the 610 Newport Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.26       Trimont LLC, as Primary Servicer of the 610 Newport Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.27       Argentic Services Company LP, as Special Servicer of the 610 Newport Center Mortgage Loan (see Exhibit 33.4)

33.28       Computershare Trust Company, National Association, as Trustee of the 610 Newport Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the 610 Newport Center Mortgage Loan (see Exhibit 33.7)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the 610 Newport Center Mortgage Loan (see Exhibit 33.9)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the 610 Newport Center Mortgage Loan (see Exhibit 33.10)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Market Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.33       Trimont LLC, as Primary Servicer of the Dallas Market Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Market Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Computershare Trust Company, National Association, as Trustee of the Dallas Market Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Computershare Trust Company, National Association, as Custodian of the Dallas Market Center Mortgage Loan (see Exhibit 33.7)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Dallas Market Center Mortgage Loan (see Exhibit 33.9)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Dallas Market Center Mortgage Loan (see Exhibit 33.10)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.40       Trimont LLC, as Primary Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.41       Argentic Services Company LP, as Special Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan (see Exhibit 33.4)

33.42       Computershare Trust Company, National Association, as Trustee of the Bridge Point Rancho Cucamonga Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Computershare Trust Company, National Association, as Custodian of the Bridge Point Rancho Cucamonga Mortgage Loan (see Exhibit 33.7)

33.44       BellOak, LLC, as Operating Advisor of the Bridge Point Rancho Cucamonga Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bridge Point Rancho Cucamonga Mortgage Loan (see Exhibit 33.10)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 680 Madison Avenue Mortgage Loan

33.47       Argentic Services Company LP, as Special Servicer of the 680 Madison Avenue Mortgage Loan (see Exhibit 33.4)

33.48       Computershare Trust Company, National Association, as Trustee of the 680 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Computershare Trust Company, National Association, as Custodian of the 680 Madison Avenue Mortgage Loan (see Exhibit 33.7)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the 680 Madison Avenue Mortgage Loan (see Exhibit 33.9)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.52       Trimont LLC, as Primary Servicer of the St. Johns Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.53       LNR Partners, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan

33.54       Computershare Trust Company, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Computershare Trust Company, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 33.7)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the St. Johns Town Center Mortgage Loan

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 33.10)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Arizona Grand Resort and Spa Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.59       Trimont LLC, as Primary Servicer of the Arizona Grand Resort and Spa Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.60       LNR Partners, LLC, as Special Servicer of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 33.53)

33.61       Computershare Trust Company, National Association, as Trustee of the Arizona Grand Resort and Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Computershare Trust Company, National Association, as Custodian of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 33.7)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 33.56)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 33.10)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the 900 North Michigan Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.66       Trimont LLC, as Primary Servicer of the 900 North Michigan Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.67       LNR Partners, LLC, as Special Servicer of the 900 North Michigan Mortgage Loan (see Exhibit 33.53)

33.68       Computershare Trust Company, National Association, as Trustee of the 900 North Michigan Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Computershare Trust Company, National Association, as Custodian of the 900 North Michigan Mortgage Loan (see Exhibit 33.7)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the 900 North Michigan Mortgage Loan (see Exhibit 33.56)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the 900 North Michigan Mortgage Loan (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

34.3         National Cooperative Bank, N.A., as NCB Master Servicer

34.4         Argentic Services Company LP, as General Special Servicer

34.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.3)

34.6         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.7         Computershare Trust Company, National Association, as Custodian

34.8         Deutsche Bank National Trust Company, as NCB Co-Trustee (Omitted. See Explanatory Notes.)

34.9         Park Bridge Lender Services LLC, as Operating Advisor

34.10       CoreLogic Solutions, LLC, as Servicing Function Participant

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12       Trimont LLC, as Primary Servicer of the Grapevine Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13       Argentic Services Company LP, as Special Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)

34.14       Computershare Trust Company, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Computershare Trust Company, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.9)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.10)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.19       Trimont LLC, as Primary Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.20       Argentic Services Company LP, as Special Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 34.4)

34.21       Computershare Trust Company, National Association, as Trustee of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Computershare Trust Company, National Association, as Custodian of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 34.7)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 34.9)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 34.10)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the 610 Newport Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.26       Trimont LLC, as Primary Servicer of the 610 Newport Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.27       Argentic Services Company LP, as Special Servicer of the 610 Newport Center Mortgage Loan (see Exhibit 34.4)

34.28       Computershare Trust Company, National Association, as Trustee of the 610 Newport Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the 610 Newport Center Mortgage Loan (see Exhibit 34.7)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the 610 Newport Center Mortgage Loan (see Exhibit 34.9)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the 610 Newport Center Mortgage Loan (see Exhibit 34.10)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Market Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.33       Trimont LLC, as Primary Servicer of the Dallas Market Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Market Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Computershare Trust Company, National Association, as Trustee of the Dallas Market Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Computershare Trust Company, National Association, as Custodian of the Dallas Market Center Mortgage Loan (see Exhibit 34.7)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Dallas Market Center Mortgage Loan (see Exhibit 34.9)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Dallas Market Center Mortgage Loan (see Exhibit 34.10)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.40       Trimont LLC, as Primary Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.41       Argentic Services Company LP, as Special Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan (see Exhibit 34.4)

34.42       Computershare Trust Company, National Association, as Trustee of the Bridge Point Rancho Cucamonga Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Computershare Trust Company, National Association, as Custodian of the Bridge Point Rancho Cucamonga Mortgage Loan (see Exhibit 34.7)

34.44       BellOak, LLC, as Operating Advisor of the Bridge Point Rancho Cucamonga Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bridge Point Rancho Cucamonga Mortgage Loan (see Exhibit 34.10)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 680 Madison Avenue Mortgage Loan

34.47       Argentic Services Company LP, as Special Servicer of the 680 Madison Avenue Mortgage Loan (see Exhibit 34.4)

34.48       Computershare Trust Company, National Association, as Trustee of the 680 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Computershare Trust Company, National Association, as Custodian of the 680 Madison Avenue Mortgage Loan (see Exhibit 34.7)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the 680 Madison Avenue Mortgage Loan (see Exhibit 34.9)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.52       Trimont LLC, as Primary Servicer of the St. Johns Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.53       LNR Partners, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan

34.54       Computershare Trust Company, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Computershare Trust Company, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 34.7)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the St. Johns Town Center Mortgage Loan

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan (see Exhibit 34.10)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Arizona Grand Resort and Spa Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.59       Trimont LLC, as Primary Servicer of the Arizona Grand Resort and Spa Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.60       LNR Partners, LLC, as Special Servicer of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 34.53)

34.61       Computershare Trust Company, National Association, as Trustee of the Arizona Grand Resort and Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Computershare Trust Company, National Association, as Custodian of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 34.7)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 34.56)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 34.10)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the 900 North Michigan Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.66       Trimont LLC, as Primary Servicer of the 900 North Michigan Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.67       LNR Partners, LLC, as Special Servicer of the 900 North Michigan Mortgage Loan (see Exhibit 34.53)

34.68       Computershare Trust Company, National Association, as Trustee of the 900 North Michigan Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Computershare Trust Company, National Association, as Custodian of the 900 North Michigan Mortgage Loan (see Exhibit 34.7)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the 900 North Michigan Mortgage Loan (see Exhibit 34.56)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the 900 North Michigan Mortgage Loan (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as General Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as General Master Servicer on and after March 1, 2025

35.3         National Cooperative Bank, N.A., as NCB Master Servicer

35.4         Argentic Services Company LP, as General Special Servicer

35.5         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.3)

35.6         Computershare Trust Company, National Association, as Certificate Administrator

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8         Trimont LLC, as Primary Servicer of the Grapevine Mills Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9         Argentic Services Company LP, as Special Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 35.4)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11       Trimont LLC, as Primary Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12       Argentic Services Company LP, as Special Servicer of the Marriott Myrtle Beach Grande Dunes Resort Mortgage Loan (see Exhibit 35.4)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 610 Newport Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14       Trimont LLC, as Primary Servicer of the 610 Newport Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15       Argentic Services Company LP, as Special Servicer of the 610 Newport Center Mortgage Loan (see Exhibit 35.4)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Dallas Market Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17       Trimont LLC, as Primary Servicer of the Dallas Market Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Dallas Market Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20       Trimont LLC, as Primary Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Argentic Services Company LP, as Special Servicer of the Bridge Point Rancho Cucamonga Mortgage Loan (see Exhibit 35.4)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 680 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Argentic Services Company LP, as Special Servicer of the 680 Madison Avenue Mortgage Loan (see Exhibit 35.4)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.25       Trimont LLC, as Primary Servicer of the St. Johns Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.26       LNR Partners, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Arizona Grand Resort and Spa Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.28       Trimont LLC, as Primary Servicer of the Arizona Grand Resort and Spa Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.29       LNR Partners, LLC, as Special Servicer of the Arizona Grand Resort and Spa Mortgage Loan (see Exhibit 35.26)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the 900 North Michigan Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.31       Trimont LLC, as Primary Servicer of the 900 North Michigan Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.32       LNR Partners, LLC, as Special Servicer of the 900 North Michigan Mortgage Loan (see Exhibit 35.26)

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

Date: March 17, 2026